Form 10-Q
period 2012-06-30
ACCELERATED ACQUISITIONS XXII
filed 2012-08-14
CIK 1542625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-54614

ACCELERATED ACQUISITIONS XXII, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-4511161
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1840 Gateway Drive, Suite 200, Foster City, California 94404
(Address of principal executive offices)

(650) 283-2653
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 5,000,000 shares outstanding as of August 14, 2014.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XXII, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$200	$200

	$200	$200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due to founder	$1,800	$0

Total liabilities	1,800	0

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized,5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	1,500	1,500
Accumulated deficit	(3,600)	(1,800)

Total stockholders’ deficit	(1,600)

	$200	$200

See accompanying notes.

ACCELERATED ACQUISITIONS XXII, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2012	Inception (February 6, 2012) through June 30, 2012 (Cumulative)
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating expenses
General and administrative	1,800	3,600

Net loss	$(1,800)	$(3,600)

Basic and diluted net loss per share	$(0.00)

Shares used in basic and diluted net loss per share calculation	5,000

See accompanying notes.

ACCELERATED ACQUISITIONS XXII, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance prior to inception	—	$—	$—	$—	$—	$—
Issuance of common stock to founder for cash	5,000,000	500	1,500	—	—	2,000
Net loss / comprehensive loss	—	—	—	(1,800)	—	(1,800)
Balances at March 31, 2012	5,000,000	500	1,500	(1,800)	—	200

Net loss / comprehensive loss	—	—		(1,800)	—	(1,800)
Stock-based compensation expense included in net loss	—	—		—	—	__
Balances at June 30, 2012	5,00,000	$500	$1,500	$(3,600)	$—	$(1,600)

See accompanying notes.

ACCELERATED ACQUISITIONS XXII, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)
	Three months ended June 30, 2012	Inception (February 6, 2012) through June 30, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(1,800)	(3,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	1,800	1,800
Stock-based compensation	---	----

Net cash used in operating activities	(1,800)	(3,600)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	2,000

Net increase in cash and cash equivalents	—	200

Cash and equivalents at beginning of period	200	—

Cash and equivalents at end of period	$200	200

See accompanying notes.

ACCELERATED ACQUISITIONS XXII, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012 and
February 6, 2012 (date of inception) through June 30, 2012
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:
Accelerated Acquisitions XXII, Inc. (“the Company”) was incorporated in the state of Delaware on February 6, 2012 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.
The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended March 31, 2012 and the Company’s Registration Statement on Form 10. The financial statements presented herein may not be indicative of the results of the Company for the year ending March 31, 2013.

(c)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Development Stage

The Company has been in the development stage since its formation on February 6, 2012. It has primarily engaged in raising capital to carry out its business plan, as described above. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while it develops its operating plan. The Company's ability to eliminate operating losses and to generate positive cash flows in the future will depend upon a variety of factors, many of which it is unable to control. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on any obligations it may incur.

(e)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $200 cash equivalents at June 30, 2012.

ACCELERATED ACQUISITIONS XXII, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012 and
February 6, 2012 (date of inception) through June 30, 2012
(unaudited)

(f)	Loss per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company has incurred a loss during the current period, therefore any potentially dilutive shares are excluded, as they would be anti-dilutive. The Company does not have any potentially dilutive instruments for this reporting period.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at June 30, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

At inception, the Company has issued 5,000,000 shares of restricted common stock to the majority shareholder for initial funding, in the amount of $2,000.
The Company does not have employment contracts with its sole offer and director, who is the majority shareholder.

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in additional business opportunities that become available. A conflict may arise in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

We depend on our sole officer and director, to provide the Company with the necessary funds to implement our business plan, as necessary. The Company does not have a funding commitment or any written agreement for our future required cash needs.

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of June 30, 2012, the debts, in the amount of $1,800 was due shareholder.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the sole officer and director of the Company to use at no charge.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

ACCELERATED ACQUISITIONS XXII, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012 and for the period
February 6, 2012 (date of inception) through June 30, 2012
(unaudited)

NOTE 4 - INCOME TAXES

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carry forward in the financial statements.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as follows:

	June 30, 2012	March 31, 2012
Gross deferred tax assets	$3,600.	$1,800.
Valuation allowance	(3,600)	(1,800)
Net deferred tax asset	$—	$—

As of June 30, 2012 the Company had a net operating loss carryforward of approximately $3,600 which will begin to in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of June 30, 2012 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2010 forward. There are no tax examinations currently in progress.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS:

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Accelerated Acquisitions XXII, Inc. (“we”, “our”, “us” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending June 30, 2012 the Company had no revenues and incurred $1,800 of general and administrative expenses and for the three months ending June 30, 2010 incurred $1,800 of general and administrative expenses.

For the period from inception (February 6, 2012) through June 30, 2012, the Company had no activities that produced revenues from operations and had a net loss of $(3,600), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of June 30, 2012, the Company had assets equal to $200 and had no current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 6, 2012) through June 30, 2012

Operating activities	$(3,600)
Investing activities	-
Financing activities	$3,800

Net effect on cash	$200

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i)	filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and
(ii)	consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our sole stockholder, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10SB became effective, our officers and sole director have had limited contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Off-Balance Sheet Arrangement

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the best knowledge of the sole officer and sole director, the Company is not a party to any legal proceeding or litigation.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* To be filed by amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2012
ACCELERATED ACQUISITIONS XXII, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President/ CEO

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

 * To be filed by amendment