Form 10-Q
period 2012-12-31
ACCELERATED ACQUISITIONS XXII
filed 2013-02-14
CIK 1542625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 5,000,000 shares outstanding as of February 13, 2013.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012 (audited)	3

	Statements of Operations for the three and nine month ended December 31, 2012 and period from inception (February 6, 2012) through December 31, 2012 (unaudited)	4

	Statements of Shareholders' Equity (Deficit)	5

	Statements of Cash Flows for the nine months ended December 31, 2012 and period from inception (February 6, 2012) through December 31, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Reserved and Removed)	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

	Signatures	14

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XXII, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$32	$200

	$32	$200

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Due to shareholder	$3,600	$0

Total liabilities	3,600	0

Shareholders’ Equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized,5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	1,500	1,500
Accumulated deficit	(5,568)	(1,800)

Total Shareholders’ Equity (Deficit)	(3,568)	200

Total Liabilities and Shareholders’ Equity (Deficit)	$32	$200

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XXII, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three months ended December 31, 2012	Nine months ended December 31, 2012	Inception (February 6, 2012) through December 31, 2012 (Cumulative)

Revenues	$—	$—	$—

Operating expenses
General and administrative	1,368	3,768	5,568

Net loss	$(1,368)	$(3,768)	$(5,568))

Basic and diluted net loss per share	(0.00)	(0.00)

Weighted Average Common Share Outstanding – basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XXII, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

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

ACCELERATED ACQUISITIONS XXII, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended December 31, 2012	Inception (February 6, 2012) through December 31, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(3,768)	(5,568)
Changes in operating assets and liabilities:
Due to shareholder	3,600	3,600

Net cash used in operating activities	(168)	(1,968))

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	2,000

Net increase (decrease) in cash	(168)	32

Cash at beginning of period	200	—

Cash at end of period	$32	32

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XXII, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
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

The accompanying interim financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended March 31, 2012. The financial statements presented herein may not be indicative of the results of the Company for the year ending March 31, 2013.

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2012 and March 31, 2012.

ACCELERATED ACQUISITIONS XXII, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
 (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

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

(g)	Recent Accounting Pronouncements

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at December 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of December 31, 2012, the debts, in the amount of $3,600 was due shareholder.

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
December 31, 2012
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

	December 31, 2012 (Unaudited)	March 31, 2012
Gross deferred tax assets	$5,568	$1,800
Valuation allowance	(5,568)	(1,800)
Net deferred tax asset	$—	$—

As of September 30, 2012 the Company had a net operating loss carryforward of approximately $5,568 which will begin to in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of December 31, 2012 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2012 forward. There are no tax examinations currently in progress.

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

Results of Operations

For the three months ending December 31, 2012 the Company had no revenues and incurred $1,368 of general and administrative expenses and for the nine months ending December 31, 2012 incurred $3,768 of general and administrative expenses.

For the period from inception (February 6, 2012) through December 31, 2012, the Company had no activities that produced revenues from operations and had a net loss of $(5,568), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of December 31, 2012, the Company had assets equal to $32 and had $3,600 in current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:
For the Cumulative Period from Inception (February 6, 2012) through December 31, 2012

Operating activities	$(5,568)
Investing activities	-
Financing activities	$5,600

Net effect on cash	$32

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 312012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2013
ACCELERATED ACQUISITIONS XXII, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President/ CEO

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 312012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document