Form 10-K
period 2013-03-31
AERVISION HOLDINGS, INC.
filed 2013-07-03
CIK 1542625

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54614

AERVISION HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-54614	45-4511161
(State of Incorporation)	(Commission File No.)	(IRS Employer ID No.)

One Campbell Parkway, East Wenatchee. WA	98802
Address of Principal Executive Offices	Zip Code

Registrant’s Telephone Number, Including Area Code: (509) 539-0071

ACCELERATED ACQUISITIONS XXII, INC.
1840 Gateway Drive, Suite 200, Foster City, CA 94404
(Former name or former address, if changed since last report)
(Address of Principal Offices)

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

As of June 28, 2013, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of June 28, 2013 there were 26,500,000 shares of common stock, par value $.0001, outstanding.

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

PART I

Item 1. Description of Business.

AerVision Holdings, Inc. (Formally known as Accelerated Acquisitions XXII, Inc. “we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Delaware on February 6, 2012. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected March 31 as its fiscal year end.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 31, 2013, there was 1 holder of record of the Common Stock.

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

Recent Sales of Unregistered Securities

            On February 6, 2012, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $2,000.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

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

Liquidity and Capital Resources

         As of March 31, 2013 and 2012, the Company had a total of $nil and $200 in assets, respectively, and the Company liabilities were $nil and $nil as of March 31, 2013 and 2012, respectively. The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended March 31, 2013 and 2012:

	2013	2012
Net Cash Used In Operating Activities	$(200)	$(1,800)
Net Cash Used In Investing Activities	-	-
Net Cash Provided By Financing Activities	-	2,000
Net Increase (Decrease) In Cash	$(200)	$200

              Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and equity financing. We believe that further equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 6, 2012 (Inception) to March 31, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the period from inception (February 6, 2012) to March 31, 2013, the Company had a net loss of $5,600, consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 and Quarterly Reports on Form 10-Q.

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

AERVISION HOLDINGS, INC.
A DEVELOPMENT STAGE COMPANY
March 31, 2013

TABLE OF CONTENTS

Page(s)

Report of Independent Registered Public Accounting firm	F-1

Financial Statements:

Balance Sheets as of March 31, 2013 and 2012	F-2

Statements of Operations for the year ended March 31, 2013 and for the period from inception (February 6, 2012) to March 31, 2013	F-3

Statement of Stockholder’s Equity for the year ended March 31, 2013 and for the period from
inception (February 6, 2013) through March 31, 2013	F-4

Statements of Cash Flows for the year ended March 31, 2013 and for the period from inception (February 6, 2012) to March 31, 2013	F-5

Notes to Financial Statements	F-6 to F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
AerVision Holdings, Inc. (a Development Stage Company)

We have audited the accompanying balance sheets of AerVision Holdings, Inc. (the  “Company”) as of March 31, 2013, and the related statements of operations, stockholder's equity and cash flows for the year then ended, and the period from inception (February 6, 2012) to March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of March 31, 2012, were audited by other auditor, whose report, dated June 26, 2012, expressed an unqualified opinion on those financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AerVision Holdings, Inc. as of March 31, 2013 and the results of its operations and  cash flows for the year then ended, and the period from inception (February 6, 2012) to March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage enterprise, had  an accumulated deficit of $5,600 as of March 31, 2013 and continues to experience losses. These considerations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2 which contemplates equity financing through a reverse merger transaction and/ or related party advances. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA
June 28, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AERVISION HOLDINGS, INC.
( A Development Stage Company)
BALANCE SHEETS

	March 31, 2013	March 31, 2012
ASSETS

Current Assets:
Cash	$-	$200
Total Assets	$-	$200
LIABILITIES AND SHAREHOLDERS' EQUITY
Shareholders' Equity:
Common Stock, 100,000,000 shares authorized ( par value $.0001)and 5,000,000 shares issued and outstanding as of March 31, 2013	500	500
Additional Paid in capital	5,100	1,500
Accumulated Deficit	(5,600)	(1,800)

Total Shareholders' Equity	-	200
Total Liabilities and Shareholders' Equity	$-	$200

The accompanying notes are an integral part of these financial statements.

AERVISION HOLDINGS, INC.
( A Development Stage Company)
STATEMENT OF OPERATIONS

	For the Year Ended March 31, 2013	Inception (February 6, 2012) through March 31, 2012	Inception (February 6, 2012) through March 31, 2013

Revenue	$-	$-	$-

Operating Expenses
General and Administrative	3,800	1,800	5,600

Net loss	$(3,800)	$(1,800)	$(5,600)

Basic and diluted net loss per share	-	-

Weighted Average Common Shares Outstanding - basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

AERVISION HOLDINGS, INC.
( A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Issurance of Common Stock to Founders for cash	5,000,000	$500	$1,500	$-	$2,000
Net Loss				(1,800)	(1,800)
Balance at March 31, 2012	5,000,000	500	1,500	(1,800)	200

Shareholder forgiveness of debt			3,600		3,600
Net Loss				(3,800)	(3,800)

Balance at March 31, 2013	5,000,000	$500	$5,100	$(5,600)	$-

The accompanying notes are an integral part of these financial statements.

AERVISION HOLDINGS, INC.
( A Development Stage Company)
STATEMENT OF CASH FLOWS

	Year Ended March 31, 2013	Inception (February 6, 2012) through March 31, 2012	Inception (February 6, 2012) through March 31, 2013

Operating Activities

Net loss	$(3,800)	$(1,800)	$(5,600)
Changes in operating assets and liabilities
Due to shareholder	3,600	-	3,600
Net cash used in operating activities	(200)	(1,800)	(2,000)

Financing Activities

Proceeds from the issurance of common stock	-	2,000	2,000
Net cash provided by financing activities	-	2,000	2,000

Net increase (decrease) in cash	(200)	200	-

Cash at the Beginning of the Period:	200	-	-
Cash at the End of the Period	$-	$200	$-

The accompanying notes are an integral part of these financial statements.

AERVISION HOLDINGS, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Aervision Holdings, Inc. (“the Company” – formerly known as Accelerated Acquisitions XXII, Inc. See Note 6) was incorporated in the state of Delaware on February 6, 2012 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  However, the Company has sustained recurring losses and as of March 31, 2013, has no business operations and has a net working capital deficiency.  These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.  Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business.  Until such time, the Company anticipates that its working capital needs will be funded through notes from its major stockholders.  Management believes these steps will provide the Company with adequate funds to sustain its continued existence.  There is, however, no assurance that the steps taken by management will meet all of the Company’s needs or that the Company will continue as a going concern.  The financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2012 and March 31, 2013.

AERVISION HOLDINGS, INC.
(A Development Stage Company)
Notes to Financial Statements

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

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. This standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company,a Development Stage Company, has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at March 31, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plans include obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

At inception, the Company has issued 5,000,000 shares of restricted common stock to the majority shareholder for initial funding, in the amount of $2,000.The Company does not have employment contracts with its sole officer  and director, who is the majority shareholder.

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in additional business opportunities that become available. A conflict may arise in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

We depend on our sole officer and director to provide the Company with the necessary funds to implement our business plan, as necessary. The Company does not have a funding commitment or any written agreement for our future required cash needs.

AERVISION HOLDINGS, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates) and the shareholder advance to-date of $3,600 was forgiven.

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

	March 31, 2013	March 31, 2012
Gross deferred tax assets	$5,600	$1,800
Valuation allowance	(5,600)	(1,800)
Net deferred tax asset	$-	$-

As of March 31, 2013, the Company had a net operating loss carryforward of approximately $5,600 which will begin to expire in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of March 31, 2013 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2012 forward. There are no tax examinations currently in progress.

AERVISION HOLDINGS, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 6 – SUBSEQUENT EVENTS:

           On April 18, 2013, NorthShore Variables LLC (“Purchaser”) agreed to acquire 23,350,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  Following these transactions, NorthShore Variables LLC owned approximately 94% of the Company’s 24,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares.  Simultaneously with the share purchase, Timothy Neher resigned as President, Secretary and Treasurer and a Director of the Company and Joseph Sandlin was simultaneously appointed to the office of Chief Executive Officer, President, Secretary, Treasurer and a Director of the Company.  The Purchaser used its  working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the shares. Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of its  stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company.  The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment. The Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “AerVision Holdings, Inc.” in April, 2013, and the name was formally amended on May 1, 2013.

           On April 22, 2013, the Company entered into a twelve month Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy Neher that was the founder and president of the Company from February 6, 2012 to April 18, 2013.  The agreement requires AVP to provide the  Company  with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the Company to AVP to purchase 1,500,000 shares of the Company’s common stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder), subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding within twelve months as detailed in the agreement subject to the following milestones:

• Milestone 1 –	Company’s right of repurchase will lapse with respect to 60% of the shares upon securing $10 million in available cash from funding;

• Milestone 2 –	Company’s right of repurchase will lapse with respect to 40% of the Shares upon securing $20 million in available cash (inclusive of any amounts attributable to Milestone 1)
From the effective date herein, until Milestone 1 has been reached, the Company agrees to pay the Consultant at the rate of $50,000 per month of services.  The Company will defer payment of such cash compensation until the Company has achieved Milestone 1. Notwithstanding the foregoing, if the Company terminates the Agreement for Cause prior to Milestone 1, the Consultant will not be entitled to, and hereby waives any right to receive, any accrued cash compensation hereunder.  Upon achievement of Milestone 1, the Company will immediately pay all accrued cash compensation hereunder and will thereafter continue to pay the Consultant

AERVISION HOLDINGS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012

NOTE 6 – SUBSEQUENT EVENTS (continued):

(on a monthly basis) at the rate per month of services until the Company has achieved Milestone 2. Beginning in the month following achievement of Milestone 2, the Company will pay the Consultant (on a monthly basis) at the rate per month of services, and so on for each Milestone.  Notwithstanding the foregoing, any cash compensation otherwise payable by the Company to the Consultant pursuant to this provision (a) in excess of $600,000 (Milestone 1, as described in 1.a) may be deferred until achievement of Milestone 2. The total cash compensation to the consultant after achievement of all milestones shall not exceed $1,200,000 (Milestone 2, as described in 1.b), unless the amount received by the Company is more than Milestone 2 as outlined in section (a) below.  Upon termination of this Agreement for any reason, the Consultant will waive any and all entitlement to cash compensation which has been deferred pursuant to the foregoing provisions but not yet paid due to the Company’s failure to achieve the applicable Milestone.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure. On December 17, 2012, the Board of Directors dismissed Peter Messineo, CPA, as our registered public accountants.  The Board elected Anton & Chia, LLP, Newport Beach, CA. as our auditor. Prior to Board approval, we had not consulted with Anton & Chia, LLP on any accounting or audit matters.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s sole officer and directors.

Name	Age	Positions

D. Joseph Sandlin	56	CEO, Chairman, President, Secretary

D. Joseph Sandlin, Chief Executive Officer, Chairman, President, Secretary
An aviation and aerospace professional with over 32 years of worldwide experience. As founder of NorthShore Variables LLC, he has designed and built a full service aircraft maintenance facility and Flight Department on a Private Airport he designed and built. With service to both business and government customers spanning from the 1980’s to Present. Working Worldwide with many Aviation Companies, including Safari, Hawaii Helicopters and Airline Operators Aloha, Hawaiian Airlines, Pacific Jet Sales. Texton, Eurocopter, Beechcraft and Gulfstream, to name a few as consultant and pilot. Holding an Airline Transport Pilot and Certified Helicopter Instructor Rating. Owning over 34 aircraft, he has worked with RotorWing to transport Helicopters to the US Mainland for resale since 2005. Mr. Sandlin has personally been flying Celebrities and VIPs in Corporate Aircraft for 25 years and is the author of three nonfiction books on Aviation History.

There are no family relationships between our officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

(d)   Involvement in Certain Legal Proceedings.

              There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2013 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following table sets forth, as of March 31, 2013, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company.

Name and Address	Number of Shares	Percentage Owned

Accelerated Venture Partners, LLC
1840 Gateway Drive, Suite 200
Foster City CA, 94404 (3)	5,000,000	100%

(1) This table is based upon 5,000,000 shares issued and outstanding as of March 31, 2013.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Peter Messineo, CPA, our prior auditor, for professional services rendered for the audit of our annual financial statements and review of interim financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,000 for the period from February 6, 2012 (Inception) to September 30, 2012.  Anton & Chia LLP was elected as our auditor in December 2012 for the our Form 10-K, estimated costs will be $750 for our year end.

Audit-Related Fees

There were no fees billed or to be filled by Messineo and Anton & Chia, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the period from February 6, 2012 (Inception) to September 30, 2012 and October 1, 2012 to March 31, 2013, respectively.

Tax Fees

There were no fees billed or to be filled by Messineo for professional services for tax compliance, tax advice, and tax planning or the period from February 6, 2012 (Inception) to September 30, 2012. There were no fees billed or to be filled by Anton & Chia, LLP for professional services for tax compliance, tax advice, and tax planning or the period from October 1, 2012 to March 31, 2013.

All Other Fees

There were no fees billed or to be billed by Messineo for other products and services for the period from February 6, 2012 (Inception) to September 30, 2012.There were no fees billed or to be billed by Anton & Chia, LLP for other products and services for the period from October 1, 2012 to March 31, 2013.

Audit Committee’s Pre-Approval Process

            The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  Financial Statements.

None

(b)  Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101	XBRL Exhibit

*  Filed as an exhibit to the Company's registration statement on Form 10, as filed with the Securities and Exchange Commission on February 28,2012 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2013	AERVISION HOLDINGS, INC.

	By:	/s/ D. Joseph Sandlin
D. Joseph Sandlin
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: June 28, 2013	By:	/s/ D. Joseph Sandlin
D. Joseph Sandlin
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ D. Joseph Sandlin	President and Sole Director	June 28,2013
D. Joseph Sandlin	Chief Executive Officer