Form 10-Q
period 2013-06-30
AERVISION HOLDINGS, INC.
filed 2013-08-15
CIK 1542625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_______ to _______

Commission file number 000-54614

AERVISION HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-54614	45-4511161
(State of Incorporation)	(Commission File No.)	(IRS Employer ID No.)

One Campbell Parkway, East Wenatchee. WA	98802
Address of Principal Executive Offices	Zip Code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 26,350,000 shares outstanding as of August 14, 2013.

TABLE OF CONTENTS

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Condensed Balance Sheets as of June 30, 2013 (unaudited) and March 31, 2013 (audited)	3

	Condensed Statements of Operations for the three months ended June 30, 2013 and 2012 and period from inception (February 6, 2012) through June 30, 2013 (unaudited)	4

	Condensed Statements of Cash Flows for the three months ended June 30, 2013 and 2012 and period from inception (February 6, 2012) through June 30, 2013 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	(Reserved and Removed)	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

	Signatures	17

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AERVISION HOLDINGS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2013	March 31, 2013

Assets:	(Unaudited)	(Audited)

Current Assets:

Cash	$-	$-
Total Assets	$-	$-

Liabilities and Shareholders' Deficit:

Current Liabilities:

Due to shareholder	$7,500	$
Bank Overdraft	$48	$-
Total Liabilities	7,548	-

Shareholders' Deficit:

Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,000,000 and 26,350,000 shares issued and outstanding as of June 30, 2013 and March 31, 2013, respectively	2,635	500
Additional paid-in capital	4,950	5,100
Accumulated deficit	(15,133)	(5,600)

Total Stockholders' (deficit)	(7,548)	-
Total Liabilities and Shareholders' (deficit)	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

AERVISION HOLDINGS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the period from February 6, 2012 (the date of inception) to June 30, 2013

Revenue	$-	$-	$-

Operating Expenses:
General and Administrative	9,533	1,800	15,133

Net Loss	$(9,533)	$(1,800)	$(15,133)

Net loss per share ( basic and diluted)	$(0)	$(0)

Weighted Average Common Shares (basic and diluted)	5,000,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

AERVISION HOLDINGS, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Issurance of Common Stock to Founders for cash	5,000,000	$500	$1,500	$-	$2,000
Net Loss				(1,800)	(1,800)
Balance at March 31, 2012	5,000,000	500	1,500	(1,800)	200

Shareholder forgiveness of debt	-	-	3,600	-	3,600
Net Loss	-	-	-	(3,800)	(3,800)

Balance at March 31, 2013	5,000,000	500	5,100	(5,600)	-

Tender of shares by founder, April 18, 2013 at $.0001 per share	(3,500,000)	(350)	-	-	350

Issuance of Common Stock under consulting agreement April 23, 2013, at $.0001 per share	1,500,000	150	(150)	-	-

Issuance of Common Stock under subscription agreement with NorthShore Variables LLC, April 18,2013, at $.0001 per share	23,350,000	2,335	-	-	2,335

Net loss				(9,533)	(9,533)
Balance at June 30, 2013 (Unaudited)	26,350,000	$2,635	$4,950	$(15,133)	$(7,548)

The accompanying notes are an integral part of these condensed financial statements.

AERVISION HOLDINGS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	Cumulative since February 6, 2012 (inception) to June 30, 2013

Operating Activities	-	-

Net loss	$(9,533)	(1,800)	$(15,133)

Due to shareholder	7,500	-	11,100

Net cash used in operations	(2,033)	(1,800)	(4,033)

Financing Activities

Issuance of Common Stock	2,335	2,000	4,335
Redemption of shares	(350)	-	(350)
Increase in Bank Overdraft	48	-	48
Net cash provided by financing activities	2,033	2,000	4,033

Net increase in cash	-	200	-

Cash at the Beginning of the Period:	-	-	-

Cash at the End of the Period	$-	200	$-

The accompanying notes are an integral part of these condensed financial statements.

AERVISION HOLDINGS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013
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

The accompanying interim financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended March 31, 2013. The financial statements presented herein may not be indicative of the results of the Company for the year ending March 31, 2014.

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

(d)	Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

(e)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of June 30, 2013 and March 31, 2013.

AERVISION HOLDINGS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013
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

Not Adopted

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at June 30, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

AERVISION HOLDINGS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013
 (unaudited)

NOTE 3 - EQUITY TRANSACTIONS

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. The Company’s Board of Directors has the ability to determine the rights and preferences of any series of preferred stock issued. There are no shares of preferred stock currently issued or outstanding.

Common Stock

The Company has authorized 100,000,000 shares of common stock, with a par value of $0.0001 per share.

At inception (February 6, 2012), the Company issued 5,000,000 shares of common stock to Accelerated Venture Partners, LLC (“AVP”) for $2,000.

On April 18, 2013, AVP tendered 3,500,000 shares to the Company for cancellation.

On April 18, 2013, the Company issued 23,350,000 shares of common stock to NorthShore Variables LLC at par value.

On April 23, 2013, the Company granted AVP an option to purchase 1,500,000 shares of common stock at par value in exchange for certain consulting services, and AVP immediately exercised this option. The Company has the option to repurchase the shares exercised under the option at par value if the below milestones are not met within a specified time:

•	Milestone 1 – Company’s right of repurchase will lapse with respect to 60% of the shares upon securing $10 million in available cash from funding;

•	Milestone 2 – Company’s right of repurchase will lapse with respect to 40% of the Shares upon securing $20 million in available cash (inclusive of any amounts attributable to Milestone 1).

As of June 30, 2013, there were 26,350,000 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan and 5,962,500 of these shares remained available for future issuance as of June 30, 2013. There were 67,687,500 shares of common stock available for future issuance.

AERVISION HOLDINGS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013
 (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

At inception, the Company has issued 5,000,000 shares of restricted common stock to AVP for initial funding, in the amount of $2,000.The Company does not have employment contracts with its sole officer and director, who is the majority shareholder.

The sole officer and director of the Company is also the managing partner of NorthShore Variables LLC the majority shareholder of the Company. See Note 1 for a description of the NorthShore transaction. A conflict may arise in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

We depend on our sole officer and director to provide the Company with the necessary funds to implement our business plan, as necessary. The Company does not have a funding commitment or any written agreement for our future required cash needs.

The Accelerated Venture Partners has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates) and the shareholder advance to-date of $11,100, $3,600 was forgiven leaving $7,500 due to AVP. See Note 3 for a description of the stock transactions involving AVP. See Note 5 for a description of commitments to AVP

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the sole officer and director of the Company to use at no charge.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

NOTE 5 - INCOME TAXES

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

AERVISION HOLDINGS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013
 (unaudited)

NOTE 5 - INCOME TAXES (continued)

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

	June 30, 2013 (Unaudited)	March 31, 2013
Gross deferred tax assets	$15,133	$5,600
Valuation allowance	(15,133)	(5,600)
Net deferred tax asset	$—	$—

As of June 30, 2013, the Company had a net operating loss carryforward of approximately $15,133 which will begin to in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of June 30, 2013 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2012 forward. There are no tax examinations currently in progress.

NOTE 6. COMMITMENTS AND CONTINGENCIES

On April 23, 2013, the Company entered into a Consulting Services Agreement with AVP.  The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy. Cash compensation of $600,000 is due upon the Company securing $10 million in available cash from funding, and an additional $600,000 is due upon the Company securing $20 million in available cash from funding (inclusive of the first $10 million). The cash compensation is to be paid to AVP at the rate of $50,000 per month of services.  The Company will defer payment of such cash compensation until the Company has achieved Milestone 1. Notwithstanding the foregoing, if the Company terminates the Agreement for Cause prior to Milestone 1, the Consultant will not be entitled to, and hereby waives any right to receive, any cash compensation.

As permitted under Delaware law and in accordance with its Bylaws, the Company indemnifies its officers and directors for certain expenses incurred from legal or other proceedings that arise as a result of the director or officer’s service to the Company. There is no limitation on the term of the indemnification and the maximum amount of potential future indemnification is unlimited. The Company currently does not have a directors and officers insurance policy that could limit its exposure and enable it to recover a portion of any future amounts paid. The Company believes the fair value of these officer and director indemnification agreements is minimal, and, accordingly, has not recorded any liabilities for these agreements as of March 31, 2013 and March 31, 2012, respectively.

From time to time, the Company may be involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that it believes are likely to have a material adverse effect on its financial position or results of operations.

AERVISION HOLDINGS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013
 (unaudited)

NOTE 7.  SUBSEQUENT EVENTS

On August 7, 2013, AerVision Holdings, Inc. (“Company”, “AerVision” and “AHI”) entered into a binding letter of Intent (LOI) with Hansen Helicopters, Inc.(“Hansen”), a Guam Corporation and John Walker as a stockholder of Hansen. Hansen is a charter service company located in Tamuning, Guam. In connection with the agreement, the purchase price shall include the transfer of ownership of any and all the Corporations, limited liability companies, Limited Partnerships or other Company structures that hold  title to property, equipment, aircraft and or control from Hansen to the Company, free from any liabilities or encumbrances whatsoever. The purchase price also includes the full Maintenance and Headquarters facility, spare and support parts and equipment to be identified and inventoried in a mutual agreed format or system and includes Hansens customer list including contacts and previous agreements with clients, all existing employees will be retained unless terminated for cause.

Included in the purchase is an estimated Fifty Eight Million Dollars ($58,000,000) of assets that includes inventory of 42 airworthy helicopters that include a B105 and a B206 utilized for air medical and consumer charter services and 40 Hughes 500 helicopters being utilized for commercial contracts. Additionally, 300 Turbine Engines, an Allison C250, plus associated spare parts, tooling, and support equipment. Furthermore, the purchase includes four fixed wing aircraft, a Beechcraft King Air, a Cessna 337, a MiG15, MiG17 and a hangar lease at the Guam Won Pat International Airport with 25,000 sq. ft. of administrative and maintenance facility. The acquisition also includes FAA Part 135, 133 and 137 Certificates, contracts to supply helicopters to 40 tuna fishing boats (one each) at an annual rate $425,000 per helicopter that includes flight and maintenance crews and generates gross annual revenue of approximately $17,000,000.

The Company has agreed to acquire all of the outstanding shares of capital stock of Hansen for Thirty Million Dollars ($30,000,000) in a combination of payments that includes a Ten Million Dollars ($10,000,000) personal promissory note at 1% interest per year to John Walker due over 36 months ($277,777 per month) beginning November 7, 2013, with the balance equal to Twenty Million Dollars ($20,000,000) due in four payments, the first two payments of Seven Million Five Hundred Thousand Dollars ($7,500,000) are due October 7, 2013 and January 7, 2014 followed by two payments of Two Million Five Hundred Thousand Dollars ($2,500,000) due on April 7, 2014 and July 7, 2014.  The Company also agreed to a sponsorship of Team Walker’s Unlimited Class 1 desert Race Program, managed by Jon Walker not to exceed $1,000,000 for the life of the program in connection with the purchase. The payment amounts due will be secured by the assets of Hansen and the parties agreed to customary representations, warranties and covenants in the  agreement and various other provisions customary for transactions of this nature. The Company was granted the right of first refusal until the end of the 60 days of due diligence to be performed and the transaction is expected to close with a definitive agreement on or before October 7, 2013.

On August 7, 2013, AerVision Holdings, entered into a binding Letter of Intent (LOI) with Olympia Avionics, Inc. (hereinafter referred to as “Olympia”) a Washington Corporation and Thomas Leal the sole stockholders of Olympia. Olympia is a 42 year old Federal Aviation Administration “FAA” Part 145 Repair and Service Company located on Olympia Airport in Washington State with retail and service facilities capable of handling a majority of all Aircraft types. The purchase consists of all assets and operations of approximately $80,000 USD per year in revenues, dealership rights to sale and service products from Airtech Instruments, Garmin International, Honeywell International, S-TEC Corporation, TKM International, Aspen Avionics, Soloy Corporation and Freelight Systems. In addition, the purchase includes a Federal Aviation Administration (“FAA”) Part 145 Repair and Service Certificate GC6R556N that was issued October 20, 1972 and has been kept current to date. The Company agreed to acquire all of the outstanding shares of capital stock of Olympia and the repair and service operations for an aggregate purchase price of Eighty Five Thousand Dollars ($85,000) in cash on a debt-free basis. The Company will fund the purchase price through its sale of common stock. Of the purchase price, Five Thousand Dollars ($5,000) was paid within five days of executing the agreement and the remaining Eighty Thousand Dollars ($80,000) is due October 7, 2013. The parties agreed to customary representations, warranties and covenants in the agreement and various other provisions customary for transactions of this nature. Olympia unilaterally may rescind the agreement and the transactions described herein at any time commencing after October 7, 2013 (the “Rescission Date”) in the event that the Company does not have capital or a binding, firm-commitment to receive capital within thirty days of the Rescission Date, in the amount of Eighty Thousand Dollars ($80,000) for the final payment.

On August 7, 2013, AerVision Holdings, Inc. entered into a binding Letter of Intent with International Group, LLC (“IG”), a New York Corporation and Steven C. Marchionda the managing partner of IG. IG is a flight charter and aircraft management corporation specializing in the use of Gulfstream jets. The Company agreed to purchase the all assets of IG including the rights and authorities granted under the FAA Air Carrier Operating Certificate # IYU-794K under Part 135 of the FAR’s for ten or more passengers on a worldwide basis as issued to IG on January 22, 2004 by the FAA, Canadian Non-Scheduled International License #050065 (valid but inactive), Canadian Foreign Air Operator Certificate (valid but inactive) and all FAA required operating manuals for the sum of Four Hundred Fifty Thousand Dollars ($450,000). The parties agreed to customary representations, warranties and covenants in the agreement and various other provisions customary for transactions of this nature. The transaction is expected to close with a definitive agreement on or before October 7, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

AerVision Holdings, Inc. (“we”, “our”, “us” or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending June 30, 2013 the Company had no revenues and incurred $7,548 of general and administrative expenses and for the three months ending June 30, 2012 incurred $1,800 of general and administrative expenses.

For the period from inception (February 6, 2012) through June 30, 2013, the Company had no activities that produced revenues from operations and had a net loss of $(15,133), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of June 30, 2013, the Company had no assets and had $7,548 in current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 6, 2012) through June 30, 2013

Operating activities	$(4,033)
Investing activities	-
Financing activities	$4,033

Net effect on cash	$-

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

Dated: August 14, 2013
AERVISION HOLDINGS, INC.

	By:	/s/ D. Joseph Sandlin
D. Joseph Sandlin
President/ CEO

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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