Form 10-Q
period 2013-09-30
AERVISION HOLDINGS, INC.
filed 2013-11-18
CIK 1542625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 26,350,000 shares outstanding as of November 14, 2013.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AERVISION HOLDINGS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30, 2013	March 31, 2013
Assets:	(Unaudited)	(Audited)

Current Assets:

Cash	$-	$-
Total Assets	$-	$-

Liabilities and Shareholders' Deficit:

Current Liabilities:

Due to shareholder	$14,000
Bank Overdraft	48	-
Total Liabilities	14,048	-

Shareholders' Deficit:

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
As of September 30, 2013 and March 31, 2013, respectively.
Common stock, $0.0001 par value, 100,000,000 shares authorized, 26,350,000 and 5,000,000 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	2,635	500
Additional paid-in capital	4,950	5,100
Accumulated deficit	(21,633)	(5,600)

Total Stockholders' deficit	(14,048)	-
Total Liabilities and Shareholders' deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

AERVISION HOLDINGS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Inception
					(February 6, 2012) through
	Three months ended		Six months ended		September 30,
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	2013 (Cumulative)

Revenues	$—	$—	$—	$—	$—

Operating expenses
General and administrative	6,500	1,800	16,033	2,400	21,633

Net loss	$(6,500)	$(1,800)	$(16,033)	$(2,400)	$(21,633)

Basic and diluted net loss per share	(0.00)	(0.00	$-	(0.00

Shares used in basic and diluted net loss per share	$5,000,000	$5,000,000	$5,000,000	$5,000,000

The accompanying notes are an integral part of these condensed financial statements.

AERVISION HOLDINGS, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Issurance of Common Stock to Founders for cash	5,000,000	$500	$1,500	$-	$2,000
Net Loss				(1,800)	(1,800)
Balance at March 31, 2012 (Audited)	5,000,000	500	1,500	(1,800)	200

Shareholder forgiveness of debt	-	-	3,600	-	3,600
Net Loss	-	-	-	(3,800)	(3,800)

Balance at March 31, 2013 (Audited)	5,000,000	500	5,100	(5,600)	-

Issuance of Common Stock under subscription agreement with NorthShore Variables LLC, April 18, 2013, at $.0001 per share	23,350,000	2,335			2,335

Tender of shares by founder, April 18, 2013 at $.0001 per share	(3,500,000)	(350)	-	-	(350)

Issuance of Common Stock under consulting agreement April 23, 2013, at $.0001 per share	1,500,000	150	(150)	-	-

Net loss				(16,033)	(16,033)
Balance at September 30, 2013 (Unaudited)	26,350,000	$2,635	$4,950	$(21,633)	$(14,048)

The accompanying notes are an integral part of these condensed financial statements.

AERVISION HOLDINGS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six months ended September 30, 2013	For the six months ended September 30, 2012	Cumulative since February 6, 2012 (inception) to September 30, 2013
Operating Activities

Net loss	$(16,033)	$(2,400)	$(21,633)
Changes in Assets and Liabilities
Net Cash used in operations	(16,033)	(2,400)	(21,633)

Financing Activities

Due to Shareholder	14,000	2,400	17,600
Issuance of Common Stock	2,335	-	4,335
Redemption of shares	(350)	-	(350)
Bank Overdraft	48	-	48
Net Cash provided by financing activities	16,033	2,400	21,633

Net increase in cash	-	-	-
Cash at the Beginning of the Period:	-	200	-
Cash at the End of the Period	$-	$200	$-

The accompanying notes are an integral part of these condensed financial statements.

AERVISION HOLDINGS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2013
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

AERVISION HOLDINGS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2013
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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of September 30, 2013 and March 31, 2013.

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

NOTE 2 - GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying condensed financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at September 30, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

AERVISION HOLDINGS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2013
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

On April 23, 2013, the Company granted AVP an option to purchase 1,500,000 shares of common stock at par value in exchange for certain consulting services, and AVP immediately exercised this option. The Company has the option to repurchase the shares exercised under the option at par value if the below milestones are not met within the 12 month contract period:

•	Milestone 1 – Company’s right of repurchase will lapse with respect to 60% of the shares upon securing $10 million in available cash from funding;
•	Milestone 2 – Company’s right of repurchase will lapse with respect to 40% of the Shares upon securing $20 million in available cash (inclusive of any amounts attributable to Milestone 1).

As of September 30, 2013, there were 26,350,000 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan and 5,962,500 of these shares remained available for future issuance as of September 30, 2013. There were 67,687,500 shares of common stock available for future issuance.

AERVISION HOLDINGS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2013
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

The Accelerated Venture Partners has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates) and the shareholder advance to-date of $17,600, $3,600 was forgiven leaving $14,000 due to AVP. See Note 3 for a description of the stock transactions involving AVP. See Note 5 for a description of commitments to AVP

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the sole officer and director of the Company to use at no charge.

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

AERVISION HOLDINGS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2013
 (unaudited)

NOTE 5 - INCOME TAXES (continued)

Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets.

As of September 30, 2013, the Company had a net operating loss carryforward of approximately $21,633 which will begin to expire in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of September 30, 2013 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2012 forward. There are no tax examinations currently in progress.

NOTE 6. COMMITMENTS AND CONTINGENCIES

On April 23, 2013, the Company entered into a Consulting Services Agreement with AVP.  The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy. Cash compensation of $600,000 is due upon the Company securing $10 million in available cash from funding, and an additional $600,000 is due upon the Company securing $20 million in available cash from funding (inclusive of the first $10 million) within the 12 month contract period. The cash compensation is to be paid to AVP at the rate of $50,000 per month of services.  The Company will defer payment of such cash compensation until the Company has achieved Milestone 1. Notwithstanding the foregoing, if the Company terminates the Agreement for Cause prior to Milestone 1, the Consultant will not be entitled to, and hereby waives any right to receive, any cash compensation.

As permitted under Delaware law and in accordance with its Bylaws, the Company indemnifies its officers and directors for certain expenses incurred from legal or other proceedings that arise as a result of the director or officer’s service to the Company. There is no limitation on the term of the indemnification and the maximum amount of potential future indemnification is unlimited. The Company currently does not have a directors and officers insurance policy that could limit its exposure and enable it to recover a portion of any future amounts paid. The Company believes the fair value of these officer and director indemnification agreements is minimal, and, accordingly, has not recorded any liabilities for these agreements as of September 30, 2013 and September 30, 2012, respectively.

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

Results of Operations

For the six months ending September 30, 2013 the Company had no revenues and incurred $16,033 of general and administrative expenses and for the six months ending September 30, 2012 incurred $2,400 of general and administrative expenses.

For the six months ending September 30, 2013 the Company had no revenues and incurred $14,048 of general and administrative expenses and for the three months ending September 30, 2012 incurred $2,400 of general and administrative expenses.

For the period from inception (February 6, 2012) through September 30, 2013, the Company had no activities that produced revenues from operations and had a net loss of $(21,633), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of September 30, 2013, the Company had no assets and had $14,048 in current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 6, 2012) through September 30, 2013

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

Dated: November 14, 2013
AERVISION HOLDINGS, INC.

	By:	/s/ D. Joseph Sandlin
D. Joseph Sandlin
President/ CEO

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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